Form 10-K
period 2007-12-31
SEGUSO HOLDINGS INC
filed 2008-04-15
CIK 1316859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 333-122697

SEGUSO HOLDINGS, INC.
(Exact name of registrants as specified in its charters)

New York	20-1801142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3405 54th Drive West, Suite G102, Brandenton, Florida	34210
(Address of principal executive office)	(Zip Code)

(941) 753-7303
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes….. No. X..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No…X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

The aggregate market value of the 900,000 shares of common stock of the Registrant issued and outstanding as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 1,100,000 shares of common stock held by affiliates of the Registrant was $0, as none of the Registrant’s common stock was registered, nor was there a public market for the Registrant’s securities at such time.

The number of shares of Registrant’s common stock outstanding as of April 14, 2008 was 2,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s prospectus filed with the Commission on October 26, 2007 pursuant to Rule 424(b) under the Securities Act of 1933.

SEGUSO HOLDINGS, INC.
2007 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this report, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.

General

We are a “blank check” company formed to effect a business combination with a target business which we believe has significant growth potential. To date, our efforts have been limited to organizational activities, including our formation as a New York corporation on October 21, 2004, and the offering of 500,000 shares of common stock, par value $.0001 per share, at the offering price of $.10 per share (the “Offering”), as provided in the Company’s registration statement, declared effective by the Securities and Exchange Commission (the “SEC” or the “Commission”) on October 26, 2007. We were formed to raise capital and seek business opportunities believed to hold a potential for profit. We will primarily investigate the possible acquisition of business interests by merger, consolidation, stock for stock exchange or purchase of assets. We hope to be able to effect a tax-free exchange once a business opportunity satisfactory to management is located. However, no assurance can be given that an attractive business opportunity will become available to us on a tax-free exchange basis, or on another basis. We are under no binding commitment, arrangement, or contract to acquire any business interests or products. Because we have limited resources, unless additional financing is obtained, it is likely that our limited funds will limit our potential acquisitions to one business interest or product, and as such, it is expected that our interest(s) will not be very diversified.

Rule 419 Offering

The Company has commenced the initial public offering of its shares of common stock registered in the Company’s registration statement, that was declared effective by the Commission on October 26, 2007 (the “Registration Statement) and is requiring investors to execute the form of Subscription Agreement filed herewith as Exhibit 10.6 and the form of Escrow Agreement filed herewith as Exhibit 10.7, in addition to funding their subscription amounts. The implementation of our business objectives is wholly contingent upon the successful sale of the shares pursuant to the Offering. As of the date of this Form 10-K, no shares have been sold in the Offering. We intend to utilize any proceeds of this Offering, as well as any sales of additional equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. At this time, we do not have any anticipated material acquisitions and are not in discussions with third parties regarding the same.

The Offering is subject to Rule 419 under the Securities Act, as amended. As such, among other things, the fair value of the business or assets to be acquired must represent at least 80% of the proceeds of the Offering, or at least $40,000, as more fully described in the Company’s Registration Statement. Once an acquisition agreement meeting such criteria has been executed, we must successfully complete a reconfirmation offering as more fully described in the Registration Statement, as well as update the Registration Statement with a post-effective amendment in accordance with Rule 419. The post-effective amendment must contain information about the proposed acquisition candidate and its business, including audited financial statements, the results of this offering, and the use of the funds disbursed from the escrow account, if any. Under Rule 419, the post-effective amendment must also include the terms of the reconfirmation offer. The reconfirmation offer requires satisfaction of certain prescribed conditions before the offering proceeds and shares can be released from escrow.

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. As long as we comply with the requirements of Rule 419, we will not be regulated as an investment company. Specifically, we intend to conduct our activities after our acquisition so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, and in all likelihood prohibitive, given our limited resources.

We are subject to certain reporting requirements under the Exchange Act. If we are no longer required to file reports and other information with the SEC under the Exchange Act, we intend nonetheless to continue to file such reports. Pursuant to Sections 13 and 15(d) of the Exchange Act, if significant acquisitions take place, we must furnish information, including certified financial statements for the acquired company covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act apply to us.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

We will not effect a business combination with any entity in which our directors, executive officers, promoters, control persons, or their affiliates or associates, directly or indirectly, have an ownership interest.

Single Business Combination.

As a result of our limited resources, unless additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable. We have no present intention of either loaning any of the proceeds of this offering to any target business or of purchasing or acquiring a minority interest in any target business. We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

Evaluation of Target Businesses.

We will seek to acquire a target business without limiting ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we may acquire a target business primarily located outside the United States.

We will not acquire a target business unless the fair value of such business, as determined by our management, is at least 80% of the maximum proceeds of this offering. If we determine the financial statements of a proposed target business do not clearly indicate that the fair value test has been satisfied, we will obtain an opinion from an independent investment banking firm (which is a member of FINRA) with respect to the satisfaction of such criteria.

In connection with stockholder approval of a business combination, we intend to provide stockholders with disclosure documentation in accordance with the SEC’s proxy rules, including audited financial statements, concerning a target business. Accordingly, any target business which is selected would need to have audited financial statements or be audited in connection with the transaction. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although our management will evaluate the risks inherent in a particular industry or target business, you cannot assume that we will properly ascertain or assess all risks.

In evaluating a prospective target business, we will consider several factors, including the following:

•	experience and skill of management and availability of additional personnel of the target business;

•	costs associated with effecting the business combination;

•	equity interest retained by our stockholders in the merged entity;

•	growth potential of the target business;

•	capital requirements of the target business;

•	capital available to the target business;

•	competitive position of the target business;

•	stage of development of the target business;

•	degree of current or potential market acceptance of the target business, products or services;

•	proprietary features and degree of intellectual property or other protection of the target business;

•	the financial statements of the target business; and

•	the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate conducting a due diligence review encompassing, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial, legal and other information.

Competition.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Governmental Regulation

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our Company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our Company, the target business, and our respective stockholders.

We also must comply with federal and state securities laws with respect to the Offering, our ongoing reporting requirements, and in the structuring of business combinations, among other things. Complying with these requirements will generally result in increased expenses in terms having to hire attorneys, accountants, and other advisers. In addition, there can be no assurance that the SEC or relevant state securities authorities will assent to all of our activities, in which case there may be adverse consequences to our Company, the target business and our respective stockholders.

Research and Development Activities

As of the end of the most recent fiscal year, the Company had spent only nominal amounts on research and development activities, which consist primarily of costs required to select and evaluate a target business (including conducting a due diligence review and the provision of the services by outside consultants, advisors, attorneys, and accountants, as may be necessary). The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

In addition to target businesses identified by Meyer Associates, L.P. (a FINRA member firm) pursuant to that certain Consulting Agreement, filed as an exhibit to Amendment No. 2 to the Registration Statement filed with the SEC on May 15, 2007, we anticipate that various prospective target businesses will be brought to our attention without charge from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, their executive officers and our affiliates.

Employees

We are a development stage company and currently have no employees. Our chief executive officer, Robert Seguso, serves without compensation. Following the closing of the Offering, Mr. Seguso is expected to continue to devote only a small portion of his time to our affairs on a part-time or as-needed basis. Accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company. We expect to use outside consultants (including Meyers Associates, L.P.), advisors, attorneys and accountants with whom we have prior relationships, as necessary. However, any costs are subsequent to our receiving funds from Mr. Seguso. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

ITEM 1A. RISK FACTORS

The Company’s securities are highly speculative and subject to numerous and substantial risks. You should not purchase securities of the Company unless you can afford to lose your entire investment. We have listed what we believe to be all the material risks to an investment in our securities at this point in time. You should carefully consider all the material risks relating to our business, including, but not limited to, those risk factors discussed below.

We are a “blank check” company which provides little advance information.

Since we are a “blank check” company, investors in our securities will not have an opportunity to evaluate the specific merits and risks of the business combination opportunities reviewed by our management. Accordingly, prospective investors must rely entirely upon our management to select a target business. However, we will not proceed with a business combination unless a sufficient number of investors reconfirm their investments.

Prospective investors may not have access to their funds for up to 18 months from the effective date of the Registration Statement.

If the Offering is fully subscribed, but we are unable to locate a suitable business combination candidate, prospective investors will have to wait up to 18 months from the effective date of the Registration Statement, or on or about April 26, 2009, at which point not less than 90% of their pro-rata portion of the escrowed funds would be returned. The Company reserves the right to utilize an amount up to 10% of the offering proceeds in accordance with Rule 419(b)(2)(vi). Investors may be offered an earlier opportunity to receive their pro-rata portion of the escrowed funds (less up to 10% as described in the previous sentence) in the event they choose not to reconfirm their investment in connection with a reconfirmation offering conducted upon execution of an agreement to combine with a business that represents at least 80% of the offering proceeds. The Offering is being made on an “all or none basis.” If the Offering is not fully subscribed by April 23, 2008, 100% of the funds paid for in connection with their subscription will be promptly returned, without interest.

We may never complete a business combination, and investors may never be issued their securities, if a sufficient number of investors do not reconfirm their investments.

A business combination with a target business cannot be completed unless a sufficient number of investors elect to reconfirm their investments. If, after completion of the reconfirmation offering, a sufficient number of investors do not reconfirm their investments, the business combination will not be completed. In such event, none of the securities held in escrow will be issued, and a minimum of 90% of the pro-rata portion of the escrowed funds will be returned to investors, with interest, if any.

Qualified financial statements question our ability to continue in business.

Our accountants issued a qualified report on our financial statements as of and for the period ended December 31, 2007. The report states that the Company has devoted its efforts to raising capital, has not commenced operations, has experienced net losses and has a capital deficit at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and Note 1 of “Notes to Financial Statements.”

We depend on part-time management, and they may not have sufficient opportunities to identify a target business.

Our success will largely be dependent upon whether our management can identify a suitable target business to acquire in connection with the Offering pursuant to Rule 419 and reported in the Company’s registration statement on Form SB-2, declared effective by the SEC on October 26, 2007. Our management is expected to manage our affairs on only a part-time or as-needed basis, and they may miss business opportunities they may have otherwise identified had they been devoting all of their time to our affairs. We have not entered into an employment agreement with any member of our management, and none of them is required to commit a specific amount or percentage of his time to our affairs.

Mr. Seguso has no experience in valuing or evaluating prospective acquisition candidates.

Mr. Seguso is a private investor who has no formal training or professional experience in valuing businesses or in evaluating prospective acquisition candidates.

We have not paid and do not intend to pay dividends.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to our combination with a target business. The payment of dividends after any such business combination, if any, will be entirely within the discretion of our board of directors. Accordingly, investors will have to look to appreciation in the value of their securities to obtain a return on their investment.

Preferred stock as an anti-takeover device.

The Company is authorized to issue 5 million shares of preferred stock, $.0001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as the board of directors of the Company may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the board of directors has the authority to issue these shares without shareholder approval. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by shareholders.

We will not permit investors to sell our securities outside of New York after their release from escrow.

We intend to limit resale transactions in the securities sold in the Company’s Offering to investors within the state of New York. We intend to place a legend on the share certificates to the effect that resale transactions in such securities may only be made in New York and in such other states, if any, where the securities are qualified.

We may become subject to regulation under the Investment Company Act.

We believe our anticipated principal activity, which is to effect a combination with another business, will not subject us to regulation under the Investment Company Act. The Investment Company Act, which was enacted to regulate pooled investments in securities, may extend to companies which do not intend to be typical investment companies. So long as we meet the requirements of Rule 419, we will not be required to register as an investment company nor be regulated as an investment company. However, if the SEC determines that we are an investment company, we will become subject to regulations which require a compliance expense incompatible with our strategy.

We may not be able to use all of the proceeds of the Offering in our combination with a target business.

Prior to consummating any combination with a target business we must provide each purchaser of common shares in the Offering with a supplemental prospectus containing information on proposed transaction and ask them to confirm their purchase. Purchasers who do not confirm their investment will have their investment returned (less up to 10% in accordance with Rule 419). This could result in less than all the proceeds being available for our use in the combination and may prevent such a transaction from being completed.

Unless we complete a business combination, management will not receive reimbursement for any offering expenses they incur if such expenses exceed 10%, which is the maximum amount that may be released to us under Rule 419(b)(2)(vi) for the purpose of funding our offering and operating expense requirements. Management may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the stockholders’ best interest (based on the likelihood of such costs being reimbursed).

Management will not receive reimbursement for any offering and operating expenses incurred by them to the extent that such expenses exceed 10%, which is the maximum amount that may be released to us under Rule 419(b)(2)(vi) to fund our offering and operating expense requirements, unless a business combination is consummated. Management may, as part of any such combination, negotiate the repayment of some or all of any such offering and/or operating expenses which, at the time of filing, are anticipated to be approximately $90,000, which amount includes a total of $86,600 owed to Mr. Seguso under various advances he has agreed to make to the Company as of December 31, 2007. If the target business’ owners do not agree to the repayment of the $86,600 amount owed under the various advances, plus any additional expenses that accrue prior to such potential business combination, this could cause management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interests of management could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We will incur ongoing costs and expenses for SEC reporting and compliance. Without additional funds, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future funds to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient funds to remain in compliance it may be difficult for our investors to resell their securities of the Company, if at all.

If other investors do not reconfirm their investment under Rule 419, investors will not realize any benefit from participating in the Company’s Offering.

If a sufficient number of investors do not reconfirm their investments in the Offering, the business combination will not be closed and investors will not be issued their securities. Investors funds, intended for investment, will, however, be returned, with interest, if any, even though investors may otherwise wish to invest, and they will not have realized any benefit from this transaction.

If a business combination transaction does not occur on a timely basis, investors will not realize any benefit from participating in the Offering.

We may never consummate a business combination. If a business combination is not identified and consummated within 18 months from October 26, 2007, the date our initial registration statement was declared effective by the SEC, the Company will not be able to sustain operations and any investors funds remaining in escrow will be returned, with interest, if any, and they will not have realized any benefit from this transaction.

We may not have sufficient funds to find a business combination, in which case we will be unable to close a merger or acquisition.

As of December 31, 2007, we had total assets of $1,028 and we had total liabilities of $100,091. Given the high amount of total liabilities and minimal amount of funds we will have access to while pursuing an acquisition candidate, we may be unable to complete an acquisition or merger due to a lack of sufficient funds. Therefore, we may require additional financing in the future in order to close a business combination. Such financing may consist of the issuance of debt or equity securities. We cannot give any assurances that such funds will be available, if needed, or whether they will be available on terms acceptable to us. At the present time, we do not have such financing plans.

Meyers Associates may be unable to identify suitable candidates for acquisitions or integrations with the Company, and costs and expenses resulting from such services, which cannot readily be ascertained at this time, could severely disrupt our operations and ongoing business.

We cannot assure you that Meyers Associates will be able to identify suitable acquisition or investment candidates. Even if Meyers Associates does identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a business selected by Meyers Associates, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into our Company. In the event such transaction is not completed, the Company would remain liable for costs and expenses payable under the consulting agreement with Meyers Associates, which costs and expenses are not readily ascertainable at this time, and will not be ascertainable until around the time an acquisition candidate is introduced or business combination commences. Such costs and expenses could cause and/or contribute to any disruptions in our ongoing operations, distractions to our management and increases in our overall expenses, all of which will adversely affect our results of operations. Since we cannot reasonably estimate Meyers Associates costs and expenses, and there is no cap on the amount of finders fees we may pay, there is the risk that these costs and expenses may be higher than would reasonably be expected for such services, in which case the adverse affect it would have on our operations would be exacerbated.

ITEM 2. PROPERTIES

Our offices are located at 3405 54th Drive West, Suite G102, Bradenton, Florida 34210, telephone number (941) 753-7303.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                EQUITY SECURITIES

There currently is no established public trading market for our common stock. Even in the event the Offering and reconfirmation offering are completed and shares are released from escrow upon satisfaction of the Rule 419 requirements, a public trading market may never develop or, if one develops, may not be sustained or trading may only be limited and sporadic and not provide the desired liquidity.

On April 14, 2008, there were seven (7) stockholders of record and 2,000,000 shares of our common stock issued and outstanding. We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to our combination with a target business. The payment of dividends after any such business combination, if any, will be entirely within the discretion of our board of directors. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

We intend to limit resale transactions and any secondary trading market which may develop for our common stock, after release from escrow in accordance with Rule 419, to residents of the State of New York.

Report on Use of Proceeds

The Offering commenced on the effective date of the Registration Statement (Commission file number 333-122697) October 26, 2007. The Company registered a total of 500,000 shares of common stock, par value $.0001 per share, for an aggregate offering price of $50,000, none of which have been sold to date, resulting in the Company receiving no proceeds from the sale of shares under the Offering. Although no shares have been sold to date, the Offering has not been terminated. The Company extended the offering period for an additional ninety (90) days until April 23, 2008, as disclosed in the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2008.

From October 26, 2007, the effective date of the Registration Statement, to December 31, 2007, the Company has not incurred material costs and expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering. Meyers Associates, L.P., a FINRA member firm and registered broker-dealer, is not involved in the Offering as an underwriter and solely is acting pursuant to the Consulting Agreement as referred to below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference from Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement filed with the Commission on May 15, 2007.

ITEM  6. SELECTED FINANCIAL DATA

The Company is not required to provide information under this item as a smaller reporting company.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

Certain statements contained in this report, including, without limitation, statements containing the words, "likely," "forecast," "project," "believe," "anticipate," "expect," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this report, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources, funding, government compliance and market acceptance of our products and services.

Business Combination

   We are currently in the development stage and in the process of raising capital and exploring acquisition candidates. All our activities since inception have been related to our formation, proposed financing and the search for acceptable acquisition targets. Management is actively exploring acquisition candidates through its network of lawyers, accountants and investment banking relationships. The Company has engaged Meyers Associates L.P. (“Meyers Associates”), a principal shareholder and FINRA member firm, on a non-exclusive basis under a consulting agreement to assist the Company in identifying potential acquisition candidates. This consulting agreement dated May 20, 2005, had a non-renewable term of one (1) year and was extended to May 20, 2009 pursuant to the consulting agreement filed as Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed on May 15, 2007 (the “Consulting Agreement”). Under the Consulting Agreement, as amended, the Company has engaged Meyers Associates as follows:

•
To perform consulting services related to identifying potential acquisition candidates and other financial service matters, and Meyers Associates has accepted such retention on a non-exclusive basis. In this regard, Meyers Associates shall furnish to the Company advice and recommendations with respect to such aspects of the business and affairs of the Company as the Company shall, from time to time, reasonably request upon reasonable notice. The services, which Meyers Associates will perform, shall include, without limitation, assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the company, upon reasonable notice.

•
The compensation of Meyers Associates will be based on a success fee. In addition to its compensation under the Consulting Agreement, the Company will reimburse Meyers Associates for any and all reasonable expenses incurred by Meyers Associates in the performance of its duties hereunder, and Meyers Associates shall account for such expenses to the Company; provided, however, that any expense in excess of $500 shall require the prior written approval of the Company which will not be unreasonably withheld. Such reimbursement shall accumulate and be paid monthly.

•
In addition, Meyers Associates shall hold itself ready to assist the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company, upon reasonable notice, and will undertake such evaluations and negotiations upon prior written agreement as to additional compensation to be paid by the Company to Meyers Associates with respect to such evaluations and negotiations.

•
Meyers Associates may act as a finder or financial consultant in various business transactions in which the Company may be involved, such as mergers, acquisitions or joint ventures. The Company and Meyers Associates will agree to compensation on deal by deal basis prior to each such transaction.

As of December 31, 2007, we have only incurred costs or expenses mainly associated with formation of the Company, legal costs relating to work performed on the Company’s Registration Statement of approximately $42,000, accounting fees of approximately $35,000, financial printing costs of approximately $2,000, and cash on hand of $1,028. We anticipate that our operating expenses shall consist mainly of legal and accounting fees associated with ongoing reporting compliance and fees paid to Meyers Associates under the Consulting Agreement, as well as costs in connection with the consummation of a business combination. We have not entered into any discussions or negotiations with potential acquisition candidates to date. The Company intends on meeting its capital requirements through advances provided by Mr. Seguso, as more fully described below in “Liquidity and Capital Resources” section and in the Company’s prospectus filed with the Commission on October 26, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, and does not anticipate seeking additional funding from other sources within the next twelve months.

Liquidity and Capital Resources

The Company has no operating history, and did not have any revenues or earnings from operations as of December 31, 2007.

For the year ended December 31, 2007, pursuant to letter agreements dated as of April 1, 2007, filed as Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007, and September 1, 2007, filed as Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed on October 4, 2007, Mr. Seguso has agreed to lend the Company $6,500 (the “Second Advance”) and $74,000 (the “Third Advance”), respectively, to cover accrued expenses. For the year ended December 31, 2006, Mr. Seguso agreed to loan the Company a total of $6,100 (the “First Advance”) pursuant to the letter agreement dated as of September 30, 2006, filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed on February 9, 2007. The First Advance, Second Advance, and Third Advance shall collectively be referred to as the “Advances.” These notes are all non-interest bearing and are all due the earlier of 18 months from the effective date of the Company’s Registration Statement - on or about April 26, 2009 - or upon completion of a business combination. If at the time of any business combination the amount due to the stockholder exceeds the proceeds of this Offering, the excess amount will be returned to the stockholder as a condition of the business combination. As of December 31, 2007, the $74,000 amount under the Third Advance had not yet been provided by Mr. Seguso.

Mr. Seguso has verbally promised to loan additional amounts over the Advances to cover future offering expenses and operating expenses, as needed (the “Additional Funds”). As amounts exceeding the Advances become due in connection with the operations of the Company, Mr. Seguso shall enter into one or more letter agreement(s) for such Additional Funds on a non-interest bearing basis and repayable 18 months after the effective date of the Registration Statement or upon completion of a business combination. Indebtedness to Robert Seguso under the First Advance, the Second Advance, the Third Advance and any Additional Funds shall cover the (i) offering expenses (as disclosed and as such become due), and (ii) the operating expenses for the Company shall primarily be from legal and accounting services the Company’s ongoing SEC reporting requirements, and from the evaluation of, and negotiation with, potential business candidates with Meyers Associates. At this time there are no sources of funds, other than Mr. Seguso, from which offering and operating expenses are anticipated to be paid over the next twelve months.

The Company has limited financial resources and its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates, none of which have been identified at this point.  We will, in all likelihood, sustain operating losses until after the consummation of a business combination.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can complete the Company’s Offering, identify such a business opportunity or opportunities, have investors reconfirm their investments or consummate such a business combination.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. In the event the Company does not receive the necessary Additional Funds from Mr. Seguso, it may seek borrowings and security sales to mitigate the effects of its cash position, in which case, no assurance can be given that such debt or equity financing, if and when required, will be available.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis and Results of Operation where such policies affect our reported and expected financial results.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company will determine its revenue recognition policies when required.

Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings Per Share”. SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2007 and for all periods before, the Company had no dilutive common equivalent shares.

Results of Operations For The Year Ended December 31, 2007 As Compared To The Year Ended December 31, 2006

Revenues. We did not have any business operations or revenues during the years ended December 31, 2007 and December 31, 2006.

Operating expenses. We have incurred general and administrative expenses of $74,691 for the year ended December 31, 2007 and $12,949 for the year ended December 31, 2006, resulting in aggregate operating expenses of $101,063, for the period from inception on October 21, 2004 through December 31, 2007.  These expenses are comprised primarily of SEC and state "Blue Sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Offering and ongoing reporting obligations.

Net loss. Net loss was $74,691 of ($.037) per share for the year ended December 31, 2007 and $12,949 or ($.006) per share for the year ended December 31, 2006, resulting in an aggregate net loss of $101,063 or ($.051) per share for the period from inception (October 21, 2004) through December 31, 2007.

Material Changes in Financial Condition, Liquidity and Capital Resources for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

The Company had cash of $1,028 and a working capital deficit of $99,063 as of December 31, 2007, as compared to cash of $1,665 and a working capital deficit of $24,372 as of December 31, 2006. The increase in working capital deficit reflects the large increase in accrued expenses from $19,937 to $87,491 and an increase in loans due to Mr. Seguso from $6,100 to $12,600, when comparing those amounts as of the year ended December 31, 2006 to 2007. The increase in accrued expenses was largely the result of legal and accounting costs in connection with filing the Company’s Registration Statement and having it declared effective by the SEC.

Net cash used in operating activities was ($7,137) and ($6,207) for the years ended December 31, 2007 and 2006, respectively, or ($13,572) for the period from inception on October 21, 2004 through December 31, 2007.

There were no net cash flows from investing activities.

Net cash flows from financing activities was $14,600, representing $6,500 and $6,000 in the years ended December 31, 2007 and 2006 in advances from Mr. Seguso, respectively, or an aggregate of $12,600 of proceeds of loans from Mr. Seguso since inception, of which none have been repaid as of December 31, 2007, in addition to $2,000 in proceeds from the private placement of common stock to the Company’s outstanding stockholders between October 21, 2004 and November 9, 2004.

As a result of the foregoing, the Company had a net decrease in cash of $637 and $207 for the years ended December 31, 2007 and 2006, respectively, and a net increase in cash of $1,028 for the period from inception (October 21, 2004) through December 31, 2007.

The Company’s financial position raises substantial doubt about our ability to find an acquisition candidate.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the period ended December 31, 2007.

The Company's future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses and may raise capital or seek additional financing, if necessary. There can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements referred to in the index contained on page F-1 of this report following Part IV, Item 15, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 27, 2008, Seguso Holdings, Inc. (the "Company") dismissed Lazar Levine and Felix LLP ("Lazar") as the Company's independent registered public accounting firm. On February 27, 2008, the Company engaged Moore and Associates, Chartered (“Moore”), an independent registered firm of Certified Public Accountants, as our principal independent accountant, replacing Lazar.

Lazar's reports on the financial statements of the Company for the fiscal years ended December 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The Company’s change in independent public accountant was approved by the written consent of the sole director of the Company on February 27, 2008.

During the fiscal years ended December 31, 2007 and 2006 and through February 28, 2008, there have been no disagreements with Lazar (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lazar, would have caused them to make reference thereto in their report on the financial statements for such years.

During the fiscal years ended December 31, 2007 and 2006 and through February 28, 2008, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

During the Company's fiscal years ended December 31, 2007 and 2006 and through February 27, 2008, the Company did not consult with Moore with respect to the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the registrant’s financial statements, any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)), or any other matters or reportable events as set forth in Items 304(a)(1)(v) of Regulation S-K.

The Company provided Lazar with a copy of the foregoing disclosures and requested Lazar to furnish it with a letter addressed to the Commission, stating whether or not it agrees with the above statements. A copy of Lazar's response letter, dated February 28, 2008 is attached as Exhibit 16.1 to the Company’s Form 8-K filed with the Commission on February 28, 2008.

On October 27, 2006, the Company engaged Lazar as its independent registered public accounting firm replacing Eisner LLP whose engagement was not renewed and who was dismissed on October 26, 2006.

The audit report of Eisner LLP (not presented herein) on the Company’s balance sheet as of November 30, 2004 and the related statements of operations, stockholders’ equity (capital deficit), and cash flows for the period from October 21, 2004 (date of inception) through November 30, 2004 (not presented herein), except for an explanatory paragraph as to the Company’s ability to continue as a going concern, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Company’s change in independent public accountant was approved by the Board of Directors of the Company on October 26, 2006.

During the fiscal year ended December 31, 2004 and through October 26, 2006, there were no disagreements between the Company and Eisner LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner LLP, would have caused Eisner LLP to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the Company's fiscal year ended December 31, 2006 and through the date of this reports, the Company did not consult with Lazar with respect to the application of accounting principles to a specified transaction, either completed or proposed, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K, except with respect to the audit opinions it has provided for the fiscal years ended December 31, 2006 and 2005, and the cumulative period from October 21, 2004 (date of inception) through December 31, 2006.

The Company provided a copy of the foregoing disclosures to Eisner LLP and requested that Eisner LLP furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of that letter furnished in response to that request is filed as Exhibit 16.1 to Amendment No. 5 of the Company’s Registration Statement on Form SB-2 (No. 333-122697) filed with the Commission on October 23, 2007.

 ITEM 9A(T). CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, consisting of Mr. Seguso, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the compliance date for such auditor attestation is extended by the SEC.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table provides information concerning each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

	Age	Title
Robert Seguso	43	Chief Executive Officer, President, Chief Financial Officer, and Sole Director

Robert Seguso has been President, Chief Executive Officer, Chief Financial Officer, and sole Director since the Company’s formation in October 2004. Mr. Seguso played professional tennis from 1982 to 1994. After his retirement he began investing in Florida real estate. As part of these investments he developed a tennis and sports complex in Boca Raton, Florida, and was a part-owner of Seguso, Bassett Tennis Academy, which became Everett, Bassett, Seguso Tennis Academy in 1995. Mr. Seguso sold his interest in this business outright in 1998. Mr. Seguso also built 40 apartments next to the sports complex and sold them in 2002. While he has never served on a board of directors, he has been involved in investing in several development stage companies. Mr. Seguso’s business experience within the past five years includes serving as an advisor to several early-stage companies, namely Nanosensors, Inc., Media Morph, and Andover Medical, Inc. Between 2000 and 2005, Mr. Seguso provided tennis coaching clinic services on a freelance basis and within the last two years formed SB Sports, Inc., a company under which he provides tennis coaching services, and handles all business and managerial aspects involved therewith. Mr. Seguso remains active as an investor in capital markets and private businesses.

Mr. Seguso intends to devote less than 10% of his time to our affairs.

Other Blank Check Offerings

Mr. Seguso has not served as an officer or director of any other blank check offerings.

ITEM 11. EXECUTIVE COMPENSATION

Since inception, we have paid no cash or non-cash executive compensation (such as stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the sole officer or director of the Company. Our officer(s) and director(s) will also continue to not receive any form of compensation (including cash or non-cash compensation) from the Company until at least such time as a business combination is attained. No officer or director is required to make any specific amount or percentage of his business time available to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this report.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name	Ownership (1)	Shares Owned (2)
Robert Seguso (3)	1,100,000(4)	55.0%
3405 54th Drive West
Suite G102
Bradenton, Florida 34210

Meyers Associates, L.P. (5)	400,000	20.0%
45 Broadway, 2nd Floor
New York, NY 10006

Bruce Meyers (6)	600,000	30.0%
45 Broadway, 2nd Floor
New York, NY 10006

Imtiaz Khan	200,000	10.0%
45 Broadway, 2nd Floor
New York, NY 10006

All Officers and	1,100,000	55.0%
Directors as a Group
(1 person)

——————————
(1)
Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a principal stockholder, any shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other principal stockholder.

(2)	Based on 2,000,000 shares issued and outstanding as of the date of this report.

(3)	Mr. Seguso is Chief Executive Officer, President, Chief Financial Officer, and sole director of the Company.

(4)	Includes 100,000 shares owned by Mr. Seguso’s wife, Carling Seguso.

(5)
Meyers Associates, L.P. (“Meyers Associates”) is a registered broker-dealer. Mr. Seguso maintains a brokerage account at Meyers Associates, however, has no other relationship with Meyers Associates. Meyers Associates will not facilitate the distribution of this offering. In the event any customer of Meyers Associates purchases securities in this offering, Meyers Associates will not be compensated.

(6)
Mr. Meyers is President of Meyers Associates and has the power to control the vote and disposition of the 400,000 shares of the Company’s common stock owned by Meyers Associates, a registered broker-dealer which are included in the above table for both Mr. Meyers and Meyers Associates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has retained in writing one of its principal shareholders, Meyers Associates, L.P., to identify potential acquisition candidates, consult on financial service matters, and assist the Company in negotiating particular contracts or transactions upon the material terms of this Consulting Agreement, as set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Meyer Associates’ compensation is based on the completion of an acquisition by what is commonly referred to as a “success fee” (which is typically a percentage of the transaction value) and reimbursement of expenses, however, specific terms will be based on the nature of the target company and shall be negotiated around the time an acquisition candidate is introduced or business transaction commences.

As of December 31, 2007, our Chief Executive Officer has agreed to loan the Company $6,100 (the “First Advance”) pursuant to a letter agreement filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed on February 9, 2007, and $6,500 (the “Second Advance”), pursuant to a letter agreement filed as Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007, plus an additional $74,000 (the “Third Advance”) pursuant to a letter agreement, dated September 1, 2007, filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement, filed with the Commission on October 4, 2007, resulting in a total of $86,600 in combined advances from Mr. Seguso for the purpose of paying offering and organization expenses of the Company, which amount remains unpaid to date. The loans, which are non-interest bearing, are due the earlier of 18 months from the effective date of the Company’s Registration Statement or the completion of a business combination.

We are provided office space, telephone and secretarial services from our Chief Executive Officer, without charge on an oral basis.

Conflicts of Interest

In order to minimize potential conflicts of interest relating to non arms-length transactions, (i) we will not combine with any target business in which our officers, directors or stockholders (pre-offering), which include those listed in the “Principal Stockholders” section, above, or their respective affiliates, serve as officers, directors or partners or own or hold an ownership interest, (ii) except as noted above, none of such persons will receive from us or the target business or its principals any finder’s fees, consulting fees or similar compensation, whether in cash, securities or otherwise, for introducing to us a target business, and (iii) our management will not negotiate or otherwise consent to the purchase of their respective common stock as a condition of or in connection with our proposed combination with a target business. There is no cap on the amount of finder’s fees that we may pay. Our directors and officers confirm that they know of no circumstances under which, through their own initiative, this understanding will change.

In addition, our officers and directors currently have, or may in the future have, real or potential conflicts of interest with us in connection with their allocation of business time and with respect to corporate opportunities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by Lazar Levine and Felix LLP and Moore and Associates, Chartered, respectively, including fees for the audit of the Company’s annual financial statements for the fiscal years 2007 and 2006, and for fees billed for other services rendered by Lazar Levine and Felix LLP and Moore and Associates, Chartered (in thousands).

	2006	2007

Audit Fees (1)	$9,447.00	11,369.00
Audit-Related Fees (2)	0	12,837.00
Audit and Audit-Related Fees	$9,447.00	$24,206.00
Tax Fees (3)	0	0
Total Fees	$9,447.00	$24,206.00

(1)
Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, for review of the Company’s tax provision and for subsidiary statutory audits. Audit fees from Moore and Associates, Chartered in 2007 totaled $3,000 and audit fees from Lazar Levine and Felix LLP totaled $9,447 and $21,206 in fiscal years 2006 and 2007, respectively.

(2)
Audit-related fees were principally for review of financial statements in the Company’s registration statements, internal controls, and other services related to financial accounting and reporting standards. Audit-related fees from Lazar Levine and Felix LLP that the Company incurred in connection with registration statements were $0 and $12,837 for fiscal years 2006 and 2007, respectively.

(3)	Tax fees related to services for tax consultation and tax compliance.

Audit Committee: Pre-Approval Policies and Procedures. The Company does not have an audit committee and the board handles all such decisions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1) See “Index to Consolidated Financial Statements” set forth on page F-1.

(b)	Exhibits.

(1) See “Index to Exhibits” set forth on page 30.

SEGUSO HOLDINGS, INC.

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS\
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Seguso Holdings, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Seguso Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on October 21, 2004 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seguso Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on October 21, 2004 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2007, the Company has a working capital deficit of $99,063, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 9, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SEGUSO HOLDINGS, INC.
(A Development State Enterprise)
BALANCE SHEETS)

ASSETS

	Dec. 31, 2007	Dec. 31, 2006
Current Assets
Cash	$1,028	$1,665
Total Current Assets	1,028	1,665
Total Assets	$1,028	$1,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses	$87,491	$19,937
Due to Stockholder	12,600	6,100
Total Current Liabilities	100,091	26,037
Total Liabilities	100,091	26,037
Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized, 0 Shares Issued and Outstanding	-	-
Common Stock, $0.0001 Par Value, 50,000,000
Shares Authorized, 2,000,000 Shares Issued
and Outstanding	200	200
Additional Paid In Capital	1,800	1,800
Deficit Accumulated During Development Stage	(101,063)	(26,372)
Total Stockholders' Equity (Deficit)	(99,063)	(24,372)
Total Liabilities and Stockholders' Equity
(Deficit)	$1,028	$1,665

The accompany notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development State Enterprise)
STATEMENT OF OPERATIONS

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Cumulative Period From Oct. 21, 2004 (Inception) through Dec. 31, 2007

Revenues	$-	$-	$-

General and Administrative Expenses
Legal, Accounting, and Other	74,691	12,949	101,063

Income Before Provision for Income Taxes	74,691	12,949	101,063

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(74,691)	$(12,949)	$(101,063)

Net Loss Per Share - Basic and Diluted	$(0.037)	$(0.006)	$(0.051)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	2,000,000	2,000,000	2,000,000

The accompany notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development State Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total

Inception ($0.001 Par)	2,000,000	$2,000	$-	$-	$2,000

Change Par to $0.0001	-	(1,800)	1,800	-

Net Income (Loss)	-	-	-	(9,231)	(9,231)

Bal., Dec. 31, 2004	2,000,000	$200	$1,800	$(9,231)	$(7,231)

Net Income (Loss)	-	-	-	(4,192)	(4,192)

Bal., Dec. 31, 2005	2,000,000	200	1,800	(13,423)	(11,423)

Net Income (Loss)	-	-	-	(12,949)	(12,949)

Bal., Dec. 31, 2006	2,000,000	200	1,800	(26,372)	(24,372)

Net Income (Loss)	-	-	-	(74,691)	(74,691)

Bal., Dec. 31, 2007	2,000,000	$200	$1,800	$(101,063)	$(99,063)

The accompany notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development State Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Cumulative Period From Oct. 21, 2004 (Inception) through Dec. 31, 2007

OPERATING ACTIVITIES
Net income (loss)	$(74,691)	$(12,949)	$(101,063)
Adjustments to reconcile net
income (loss) used in
operating activities:
Changes in operating assets
and liabilities:
Increase (decrease) in
accrued expenses	67,554	6,742	87,491

Net cash used in operating
activities	(7,137)	(6,207)	(13,572)

FINANCING ACTIVITIES
Advances from stockholder	6,500	6,000	12,600
Proceeds from sale of common
Stock	-	0	2,000

Net cash provided by
financing activities	6,500	6,000	14,600

NET INCREASE (DECREASE) IN CASH	(637)	(207)	1,028

CASH - BEGINNING OF PERIOD	1,665	1,872	-

CASH - END OF PERIOD	$1,028	$1,665	$1,028

Cash Paid During the Period for:
Interest	$-	$0	$-

Federal and State Income Taxes	$-	$0	$-

The accompany notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Seguso Holdings, Inc. (the “Company”) was incorporated in the state of New York on October 21, 2004. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination with an as yet unidentified operating business. The Company’s fiscal year end is December 31.

As of December 31, 2007, the Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage enterprises. At December 31, 2007, the Company has a working capital deficit of $99,063. In order to obtain financing, the Company is attempting to raise additional capital through an initial public offering. However, there is no assurance that the Company will be successful in that effort. If the Company is not successful in its efforts to raise capital through an initial public offering, all offering costs will be expensed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing, commence principal operations, and ultimately attain profitability. No adjustments have been made to the carrying amount of assets or the recorded amount of liabilities as a result of this uncertainty.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes represent income taxes on income and expense included in the financial statements, which will not be reported as taxable income or expense until future periods. Deferred tax liability amounts are recognized for the future liabilities attributable to differences between the financial statements’ carrying amount and the carrying amount for tax purposes. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Differences between tax and financial reporting result from the Company’s use of different methods of recording depreciation for federal and state income taxes for tax purposes.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings Per Share”. SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2007 and for all of the periods before, the Company had no dilutive common equivalent shares.

Cash and Cash Equivalents

Cash and cash equivalents include one checking account.

NOTE 4 - COMMON STOCK

In October and November 2004, several individuals (including the Company’s President) purchased 2 million shares of common stock at $0.001 per share for an aggregate amount of $2,000.

Each share of common stock entitles its holder to one vote, either in person or by proxy, at meetings of stockholders. Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption provisions, or sinking fund provisions.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2007, the sole stockholder has advanced the Company a total of $12,600 to cover the expenses of the Company’s Initial Public Offering (the “Offering”) due the earlier of 18 months from the effective date of the Company’s Registration Statement, or until the Company completes a business combination. If at the time of any business combination, the amount due to the stockholder exceeds the proceeds of this Offering, the excess amount will be returned to the stockholder as a condition of the business combination.

Pursuant to a letter agreement dated September 1, 2007, the Company’s President is lending the Company $74,000 to cover accrued expenses. The note is non-interest bearing and is due the earlier of 18 months from the effective date of the Company’s Registration Statement or until the Company completes a business combination. If at the time of any business combination, the amount due to the stockholder exceeds the proceeds of this Offering, the excess amount will be returned to the stockholder as a condition of the business combination. As of December 31, 2007, the funds had not been advanced.

NOTE 6 - PROVISION FOR INCOME TAXES

Due to the net losses each year, there is no provision for income taxes. The Company has a federal net operating loss carry forward of $101,063 that expires from the year 2024 through 2027.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the registrant, as amended. (2)

3.2	By-Laws of the registrant.(1)

4.1	Specimen Common Share Certificate.(1)

4.2	Provisions of the Articles of Incorporation and Bylaws Effecting Shareholder Rights.(2)

10.1	Escrow Agreement.(2)

10.2	Letter Agreement between the registrant and Robert Seguso dated September 30, 2006 regarding the First Advance.(2)

10.3	Agreement between Meyers Associates L.P. and the registrant dated May 14, 2007.(3)

10.4	Letter Agreement between the registrant and Robert Seguso dated April 1, 2007, regarding the Second Advance.(4)

10.5	Letter Agreement between the registrant and Robert Seguso dated September 1, 2007, regarding the Third Advance.(5)

*10.6	Form of Subscription Agreement for the Rule 419 Offering under the Prospectus.

*10.7	Form of Escrow Agreement for the Rule 419 Offering under the Prospectus.

16.1	Letter on Changes in Accountants from Eisner LLP.(6)

16.2	Letter from Lazar Levine and Felix LLP, dated February 28, 2008, regarding change of accountants.(7)

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

* Filed herewith.

(1) Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on February 10, 2005.
(2) Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.
(3) Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 filed with the Commission on May 15, 2007.
(4) Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 filed with the Commission on July 27, 2007.
(5) Incorporated by reference from the Company’s Amendment No. 4 to Form SB-2 filed with the Commission on October 4, 2007.
(6) Incorporated by reference from the Company’s Amendment No. 5 to Form SB-2 filed with the Commission on October 23, 2007.
(7) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Seguso Holdings, Inc.

April 14, 2008	By:	/s/ Robert Seguso
Robert Seguso Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Robert Seguso
Robert Seguso	Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial and Accounting Officer), and Sole Director	April 14, 2008