Form 10-Q
period 2008-03-31
SEGUSO HOLDINGS INC
filed 2008-07-17
CIK 1316859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 333-122697

Seguso Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

New York	20-1801142
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3405 54th Drive West, Suite G102
Brandenton, FL 34210
(Address of principal executive offices)
(941) 753-7303
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 16, 2008, the Company had outstanding 2,600,000 shares of Common Stock, par value $.0001 per share.

Seguso Holdings, Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2008

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	5
Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from Inception on October 21, 2004 to March 31, 2008 (Unaudited)	6
Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2006 through March 31, 2008 (Unaudited)	7
Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from Inception on October 21, 2004 to March 31, 2008 (Unaudited)	8
Notes to Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T. Controls and Procedures	19

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors – Not Applicable	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	23

EXHIBIT INDEX	24

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$977	$1,028
Total Current Assets	977	1,028

Total Assets	$977	$1,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses	$85,939	$87,491
Due to Stockholder	25,600	12,600
Total Current Liabilities	111,539	100,091

Total Liabilities	111,539	100,091

Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 Par Value, 5,000,000
Shares Authorized, 0 Shares Issued
and Outstanding	-	-
Common Stock, $0.0001 Par Value, 50,000,000
Shares Authorized, 2,000,000 Shares Issued
and Outstanding	200	200
Additional Paid In Capital	1,800	1,800
Deficit Accumulated During Development Stage	(112,562)	(101,063)

Total Stockholders' Equity (Deficit)	(110,562)	(99,063)

Total Liabilities and Stockholders' Equity (Deficit)	$977	$1,028

See accompanying notes to financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Period From
			Oct. 21, 2004
	Three Mths.	Three Mths.	(Inception)
	Ended	Ended	through
	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008

Revenues	$-	$-	$-

General and Administrative Expenses
Legal, Accounting, and Other	20,081	21,249	121,144

Income (Loss) from Operations	(20,081)	(21,249)	(121,144)

Other Income
Gain on Extinguishment of Debt	8,582	-	8,582

Income (Loss) Before Provision for
Income Taxes	(11,499)	(21,249)	(112,562)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(11,499)	$(21,249)	$(112,562)

Net Loss Per Share - Basic and Diluted	$(0.006)	$(0.011)	$(0.056)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
			Addi-	Accumulated
	Common Stock		tional	During
	Number		Paid In	Development
	of Shares	Amount	Capital	Stage	Total

Bal., Dec. 31, 2006	2,000,000	$200	$1,800	$(26,372)	$(24,372)

Net Income (Loss)	-	-	-	(74,691)	(74,691)

Bal., Dec. 31, 2007	2,000,000	200	1,800	(101,063)	(99,063)

Net Income (Loss)	-	-	-	(11,499)	(11,499)

Bal., Mar. 31, 2008	2,000,000	$200	$1,800	$(112,562)	$(110,562)

See accompanying notes to financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
			Oct. 21, 2004
	Three Mths.	Three Mths.	(Inception)
	Ended	Ended	through
	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008

OPERATING ACTIVITIES
Net income (loss)	$(11,499)	$(21,249)	$(112,562)
Adjustments to reconcile net
income (loss) used in
operating activities:
Changes in operating assets
and liabilities:
Increase (decrease) in
accrued expenses	(1,552)	14,752	85,939

Net cash used in operating
activities	(13,051)	(6,497)	(26,623)

FINANCING ACTIVITIES
Advances from stockholder	13,000	6,500	25,600
Proceeds from sale of common
stock	-	0	2,000

Net cash provided by
financing activities	13,000	6,500	27,600

NET INCREASE (DECREASE) IN CASH	(51)	3	977

CASH - BEGINNING OF PERIOD	1,028	1,665	-

CASH - END OF PERIOD	$977	$1,668	$977

Cash Paid During the Period for:
Interest	$-	$-	$-

Federal and State Income Taxes	$-	$-	$-

See accompanying notes to financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Seguso Holdings, Inc. (the “Company”) was incorporated in the state of New York on October 21, 2004. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination with an as yet unidentified operating business. The Company’s fiscal year end is December 31.

As of March 31, 2008, the Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage enterprises. At
March 31, 2008, the Company has a working capital deficit of $110,562. In order to obtain financing, the Company is attempting to raise additional capital through an initial public offering. (See Note 8.) However, there is no assurance that the Company will be successful in that effort. If the Company is not successful in its efforts to raise capital through an initial public offering, all offering costs will be expensed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing, commence principal operations, and ultimately attain profitability. No adjustments have been made to the carrying amount of assets or the recorded amount of liabilities as a result of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes represent income taxes on income and expense included in the financial statements, which will not be reported as taxable income or expense until future periods. Deferred tax liability amounts are recognized for the future liabilities attributable to differences between the financial statements’s carrying amount and the carrying amount for tax purposes. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Differences between tax and financial reporting result from the Company’s use of different methods of recording depreciation for federal and state income taxes for tax purposes.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

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

NOTE 4 – COMMON STOCK

In October and November 2004, several individuals (including the Company’s Chief Executive Officer) purchased 2 million shares of common stock at $0.001 per share for an aggregate amount of $2,000. (See Note 8.)

Each share of common stock entitles its holder to one vote, either in person or by proxy, at meetings of stockholders. Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption provisions, or sinking fund provisions.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company’s Chief Executive Officer has advanced the Company a total of $25,600 to cover the expenses of the Company’s Initial Public Offering (the “Offering”) due upon the earlier of 18 months from the effective date of the Company’s Registration Statement or the Company’s completion of a business combination. If at the time of any business combination, the amount due to the Company’s Chief Executive Officer exceeds the proceeds of the Offering, the excess amount will be returned to the Company’s Chief Executive Officer as a condition of the business combination.

Pursuant to a letter agreement dated September 1, 2007, the Company’s Chief Executive Officer has agreed to lend the Company up to $74,000 to cover expenses. The letter agreement provides that the advance is due upon the earlier of 18 months from the effective date of the Company’s Registration Statement or the Company’s completion of a business combination. If at the time of any business combination, the amount due to the stockholder exceeds the proceeds of the Offering, the excess amount will be returned to the Company’s Chief Executive Officer as a condition of the business combination. The letter agreement does not provide for the accrual or payment of interest with respect to any advance.

NOTE 6 – PROVISION FOR INCOME TAXES

Due to the net losses each year, there is no provision for income taxes. The Company has a federal net operating loss carry forward of $101,063 that expires from the year 2024 through 2027.

NOTE 7 – NEGOTIATED SETTLEMENT

On February 27, 2008, the Company negotiated a settlement with its former auditors whereby it would pay $10,000 on the amount of fees due, resulting in a gain on extinguishment of debt of $8,582.

NOTE 8 – SUBSEQUENT EVENT

On April 23, 2008, the Company completed its initial public offering (the “Offering”). Pursuant to the Offering, the Company sold a total of 500,000 shares of the Company’s common stock for a purchase price of $50,000.

SEGUSO HOLDINGS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENT (CONTINUED)

Upon the completion of the Offering, $5,000 (or ten percent) of the gross proceeds of the Offering were released to the Company pursuant to Rule 419(b)(2)(vi) to pay for certain offering expenses. The balance of the proceeds of the Offering and the securities issued to subscribers were placed in escrow (non-interest bearing, with respect to the escrowed funds) and may not be released to the Company until an acquisition meeting certain specified criteria has been made within 18 months of the effective date of the Registration Statement and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419 (the “Reconfirmation Offering”). In the event such a business combination and Reconfirmation Offering cannot be effected within such timeframe, the remaining escrowed funds shall be returned to the subscribers without interest.

As of June 4, 2008, the Company issued 100,000 shares of its common stock to the law firm of Phillips Nizer LLP, in consideration for such law firm’s forbearance with respect to unpaid amounts owed to it for services rendered to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company

Seguso Holdings, Inc., a New York corporation (the "Company"), is in the development stage and is a "blank check" company that was organized to obtain funding from subscribers to pay certain offering expenses and to provide a public vehicle for effecting a business combination with a private company with growth potential.

On April 23, 2008, the Company completed its initial public offering (the “Offering”) under Rule 419 of the Securities Act of 1933, as amended, pursuant to a Registration Statement (Commission File Number: 333-122697) declared effective by the Securities and Exchange Commission on October 26, 2007 (the “Registration Statement”). In the Offering, the Company sold 500,000 shares of its common stock, $.0001 par value, at a price of $.10 per share, resulting in aggregate gross proceeds of $50,000. Except for ten percent (10%) of the deposited funds (or $5,000), which amount was released to the Company upon completion of the Offering pursuant to Rule 419(b)(2)(vi) to pay for certain offering expenses, the deposited funds and the securities to be issued to subscribers were placed in escrow (non-interest bearing, with respect to the escrowed funds) and may not be released to the Company until an acquisition meeting certain specified criteria has been made within 18 months of the effective date of the Registration Statement and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419 (the "Reconfirmation Offering"). In the event such a business combination and Reconfirmation Offering cannot be effected within such timeframe, the remaining escrowed funds shall be returned to the subscribers without interest.

Business Combination

We are currently in the development stage and in the process of raising capital and exploring acquisition candidates. All our activities since inception have been related to our formation, proposed financing and the search for acceptable acquisition targets. Management is actively exploring acquisition candidates through its network of lawyers, accountants and investment banking relationships. The Company has engaged Meyers Associates L.P. (“Meyers Associates”), a principal shareholder and FINRA member firm, on a non-exclusive basis under a consulting agreement to assist the Company in identifying potential acquisition candidates. This consulting agreement dated May 20, 2005, had a non-renewable term of one (1) year and was extended to May 20, 2009 pursuant to the consulting agreement filed as Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed on May 15, 2007 (the “Consulting Agreement”). Under the Consulting Agreement, as amended, the Company has engaged Meyers Associates to:

•
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

We anticipate that our operating expenses shall consist mainly of legal and accounting fees associated with ongoing reporting compliance and fees paid to Meyers Associates under the Consulting Agreement, as well as costs in connection with the consummation of a business combination. We have not entered into any discussions or negotiations with potential acquisition candidates to date. The Company intends on meeting its capital requirements through advances provided by Mr. Seguso, as more fully described below in the “Liquidity and Capital Resources” section, and does not anticipate seeking additional funding from other sources within the next twelve months.

Liquidity and Capital Resources

The Company has no operating history, and did not have any revenues or earnings from operations as of March 31, 2008.   The Company did have revenues from a negotiated settlement of $8,582 as of March 31, 2008. The $8,582 resulted from a negotiated settlement with the Company’s former auditors whereby the Company paid $10,000 on the amount of fees due, resulting in a savings to the Company of $8,582.

In 2006, Mr. Seguso agreed to loan the Company a total of $6,100 (the “First Advance”) pursuant to the letter agreement dated as of September 30, 2006. In 2007, Mr. Seguso agreed to loan the Company a total of $6,500 to cover accrued expenses (the “Second Advance”) pursuant to the letter agreement, dated as of April 1, 2007. Also in 2007, Mr. Seguso agreed to loan the Company a total of $74,000 to cover accrued expenses (the “Third Advance”) pursuant to the letter agreement, September 1, 2007. The First Advance, Second Advance, and Third Advance are collectively referred to as the “Advances.”

A copy of the letter agreement relating to the First Advance has been filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed on February 9, 2007. A copy of the letter agreement relating to the Second Advance has been filed Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007. A copy of the letter agreement relating to the Third Advance has been filed as Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed on October 4, 2007.

Each letter agreement provides that the Advance to which it relates is due upon the earlier of 18 months from the effective date of the Company’s Registration Statement which is April 26, 2009 or upon completion of a business combination. If at the time of any business combination, the amount due to Mr. Seguso exceeds the $50,000 of proceeds of the Company’s initial public offering, such excess amount will be returned to Mr. Seguso as a condition of the business combination. None of the letter agreements provide for the accrual or payment of interest with respect to the Advances. As of March 31, 2008, $13,000 had been provided by Mr. Seguso under the Third Advance.

Mr. Seguso has verbally promised to loan additional amounts over the Advances to cover future offering expenses and operating expenses, as needed (the “Additional Funds”). As amounts exceeding the Advances become due in connection with the operations of the Company, Mr. Seguso shall enter into one or more letter agreement(s) for such Additional Funds on a non-interest bearing basis and repayable 18 months after the effective date of the Registration Statement or upon completion of a business combination. Indebtedness to Robert Seguso under the First Advance, the Second Advance, the Third Advance and any Additional Funds shall be used by the Company to cover (i) offering expenses and (ii) the Company’s operating expenses. The Company expects that its future operating expenses will be comprised primarily of legal and accounting services performed in connection with the Company’s ongoing SEC reporting requirements, as well as potential fees and expenses of Meyers Associates in connection with the evaluation of and negotiation with potential business candidates. At this time there are no sources of funds, other than Mr. Seguso, from which offering and operating expenses are anticipated to be paid over the next twelve months.

The Company has limited financial resources and its activity had been limited to organizational matters, ongoing reporting and compliance matters, and searching for acquisition candidates, none of which have been identified at this point.  We will, in all likelihood, sustain operating losses until after the consummation of a business combination.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity or opportunities, have investors reconfirm their investments or consummate such a business combination.

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

Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings Per Share”. SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At March 31, 2008, and for all periods before, the Company had no dilutive common equivalent shares.

Results of Operations For The Three Months Ended March 31, 2008 As Compared To The Three Months Ended March 31, 2007

Revenues. The Company did not have any business operations or revenues from operations during the three months ended March 31, 2008 and 2007, respectively. We had revenues of $8,582 during the three months ended March 31, 2008; however, these revenues were due to savings recognized in connection with our negotiated settlement with the Company’s former auditors regarding its fees.

Operating expenses. We have incurred general and administrative expenses of $20,081 for the three months ended March 31, 2008 and $21,249 for the three months ended March 31, 2007. These expenses are comprised primarily of SEC and state "Blue Sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Offering and ongoing reporting obligations.

Net loss. Net loss was $11,499 or $.006 per share for the three months ended March 31, 2008, and $21,249 or $.011 per share for the three months ended March 31, 2007.

Material Changes in Financial Condition, Liquidity and Capital Resources As of March 31, 2008 as compared with December 31, 2008

The Company had cash of $977 as of March 31, 2008, as compared to $1,028 as of December 31, 2007. The Company had an accumulated stockholders’ deficit of $112,562 as of March 31, 2008, as compared to $101,063 as of December 31, 2007. The increase in accumulated deficit primarily reflects an increase in loan amounts due to Mr. Seguso. Loan amounts due to Mr. Seguso increased from $12,600 as of December 31, 2007 to $25,600 as March 31, 2008.

Net cash used in operating activities was $13,051 and $6,497 for the three months ended March 31, 2008 and 2007, respectively, and $26,623 for the period from inception on October 21, 2004 through December 31, 2007.

Net cash from financing activities was $13,000 and $6,500 as of March 31, 2008 and March 31, 2007, respectively, with both amounts representing advances from Mr. Seguso. Since its inception, the Company has received an aggregate of $25,600 of proceeds of loans from Mr. Seguso, none have been repaid as of March 31, 2008.

The Company had a cash balance of $977 as of March 31, 2008 which represented a decrease from the cash balance of $1,028 as of March 31, 2007.

In addition to the loan proceeds, the Company received $2,000 in proceeds from the private placement of its common stock between October 21, 2004 and November 9, 2004. As of June 4, 2008, the Company issued 100,000 shares of its common stock to the law firm of Phillips Nizer LLP, in consideration for such law firm’s forbearance with respect to unpaid amounts owed to it for services previously rendered to the Company. Accordingly, no cash proceeds were received by the Company in connection with such issuance.

On April 23, 2008, the Company completed its initial public offering (the “Offering”) under Rule 419 of the Securities Act of 1933, as amended, pursuant to a Registration Statement (Commission File Number: 333-122697) declared effective by the Securities and Exchange Commission on October 26, 2007 (the “Registration Statement”).

Pursuant to the Offering, the Company sold a total of 500,000 shares of the Company’s common stock, par value $.0001 per share for an aggregate purchase price of $50,000. Upon the completion of the Offering, $5,000 (or ten percent) of the gross proceeds of the Offering were released to the Company pursuant to Rule 419(b)(2)(vi) to pay for certain offering expenses. The balance of the proceeds of the Offering and the securities issued to subscribers were placed in escrow (non-interest bearing, with respect to the escrowed funds) and may not be released to the Company until an acquisition meeting certain specified criteria has been made within 18 months of the effective date of the Registration Statement and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419 (the "Reconfirmation Offering"). In the event such a business combination and Reconfirmation Offering cannot be effected within such timeframe, the remaining escrowed funds shall be returned to the subscribers without interest.

The release from escrow of the $45,000 of proceeds of the Offering would have a material effect on the Company’s cash position; however, there can be no assurance that the conditions to such release will be satisfied or that the escrowed funds will be released to the Company as opposed to being returned to subscribers.

The Company’s financial position raises substantial doubt about our ability to find an acquisition candidate.  The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is questioned in Note 1 to the Financial Statements included in Part I of this quarterly report.

The Company's future liquidity and cash requirements will depend on a wide range of factors, including the Company’s ability to consummate an acquisition of an operating business or businesses and the Company’s ability to raise capital or obtain additional financing, if necessary. There can be no assurance that the Company will be able to consummate an acquisition of an operating business or that capital or additional financing will be available to the Company in amounts and on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with the provision of Item 305 of Regulation S-K, the Company, as a small business issuer, is not required to make disclosure under this item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a small business issuer, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) As of June 4, 2008, the Company issued 100,000 shares of its common stock to the law firm of Phillips Nizer LLP, in consideration for such law firm’s forbearance with respect to unpaid amounts owed to it for services previously rendered to the Company. Accordingly, no cash proceeds were received by the Company in connection with such issuance.

(b) On April 23, 2008, the Company completed its initial public offering (the “Offering”) under Rule 419 of the Securities Act of 1933, as amended, pursuant to a Registration Statement (Commission File Number: 333-122697) declared effective by the Securities and Exchange Commission on October 26, 2007 (the “Registration Statement”).

The Offering was conducted directly by the Company on a self underwritten, all-or-none basis. A total of 500,000 shares of the Company’s common stock, par value $.0001 per share, were registered under the Registration Statement. The Offering was extended from January 24, 2008 (ninety days from the effective date of the Company’s registration statement) for an additional ninety days until April 23, 2008, as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2008.

Pursuant to the Offering, the Company sold a total of 500,000 shares of the Company’s common stock, par value $.0001 per share for an aggregate purchase price of $50,000. Upon the completion of the Offering, $5,000 (or ten percent) of the gross proceeds of the Offering were released to the Company pursuant to Rule 419(b)(2)(vi) to pay for certain offering expenses. The balance of the proceeds of the Offering and the securities to be issued to subscribers were placed in escrow (non-interest bearing, with respect to the escrowed funds) and may not be released to the Company until an acquisition meeting certain specified criteria has been made within 18 months of the effective date of the Registration Statement and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419 (the "Reconfirmation Offering"). In the event such a business combination and Reconfirmation Offering cannot be effected within such timeframe, the remaining escrowed funds shall be returned to the subscribers without interest.

Between October 26, 2007, the effective date of the Registration Statement, and March 31, 2008, the amount of expenses incurred for the Company’s account in connection with the issuance and distribution of the securities sold pursuant to the Offering is reasonably estimated by the Company to be $5,000, comprised of legal expenses. The Offering was completed after March 31, 2008 and therefore no proceeds of the Offering were available to the Company during the period to which this quarterly report relates. Subsequent to March 31, 2008, the Company has had available for its use only $5,000 of the $50,000 of gross proceeds of the Offering and the Company has used such $5,000 of funds to pay legal fees in connection with the Offering. None of the expenses or payments described above were owed or paid to directors or officers of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. In the event that the $45,000 of escrowed proceeds of the Offering are, at a future date, released to the Company, net proceeds of the Offering to the Company after deduction of the $5,000 of legal expenses described above would total $45,000.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Set forth below is a list of the exhibits to this report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

3.2	By-Laws of the Company. (Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on February 10, 2005.

4.1	Specimen Common Share Certificate. (Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on February 10, 2005.)

4.2
Provisions of the Articles of Incorporation and Bylaws Effecting Shareholder Rights. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

10.1	Escrow Agreement. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

10.2
Letter Agreement between the Company and Robert Seguso dated September 30, 2006 regarding the First Advance. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

10.3	Agreement between Meyers Associates L.P. and the Company dated May 14, 2007. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 filed with the Commission on May 15, 2007.)

10.4
Letter Agreement between the Company and Robert Seguso dated April 1, 2007, regarding the Second Advance. (Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 filed with the Commission on July 27, 2007.)

10.5
Letter Agreement between the Company and Robert Seguso dated September 1, 2007, regarding the Third Advance.(Incorporated by reference from the Company’s Amendment No. 4 to Form SB-2 filed with the Commission on October 4, 2007.)

10.6	Form of Subscription Agreement for the Rule 419 Offering under the Prospectus. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.7	Form of Escrow Agreement for the Rule 419 Offering under the Prospectus. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

16.1	Letter on Changes in Accountants from Eisner LLP. (Incorporated by reference from the Company’s Amendment No. 5 to Form SB-2 filed with the Commission on October 23, 2007.)

16.2
Letter from Lazar Levine and Felix LLP, dated February 28, 2008, regarding change of accountants.(Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2008.)

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SEGUSO HOLDINGS, INC.

July 16, 2008	By:	/s/ Robert Seguso
Robert Seguso President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

3.2	By-Laws of the Company. ( Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on February 10, 2005.

4.1	Specimen Common Share Certificate. ( Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Commission on February 10, 2005.)

4.2
Provisions of the Articles of Incorporation and Bylaws Effecting Shareholder Rights. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

10.1	Escrow Agreement. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

10.2
Letter Agreement between the Company and Robert Seguso dated September 30, 2006 regarding the First Advance. (Incorporated by reference from the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 9, 2007.)

10.3	Agreement between Meyers Associates L.P. and the Company dated May 14, 2007. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 filed with the Commission on May 15, 2007.)

10.4
Letter Agreement between the Company and Robert Seguso dated April 1, 2007, regarding the Second Advance. (Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 filed with the Commission on July 27, 2007.)

10.5
Letter Agreement between the Company and Robert Seguso dated September 1, 2007, regarding the Third Advance.( Incorporated by reference from the Company’s Amendment No. 4 to Form SB-2 filed with the Commission on October 4, 2007.)

10.6	Form of Subscription Agreement for the Rule 419 Offering under the Prospectus. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.7	Form of Escrow Agreement for the Rule 419 Offering under the Prospectus. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

16.1	Letter on Changes in Accountants from Eisner LLP. (Incorporated by reference from the Company’s Amendment No. 5 to Form SB-2 filed with the Commission on October 23, 2007.)

16.2
Letter from Lazar Levine and Felix LLP, dated February 28, 2008, regarding change of accountants.(Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2008.)

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.