Form 10-Q
period 2008-06-30
SEGUSO HOLDINGS INC
filed 2008-08-19
CIK 1316859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2008

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
(Do not check if a smaller reporting company)

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

As of August 11, 2008, the Company had outstanding 2,600,000 shares of Common Stock, par value $.0001 per share.

Seguso Holdings, Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2008

Table of Contents

Page

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:	4
Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4
Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from Inception on October 21, 2004 through June 30, 2008 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the period from Inception on October 21, 2004 through June 30, 2008 (Unaudited)	6
Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from Inception on October 21, 2004 through June 30, 2008 (Unaudited)	7
Notes to Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T. Controls and Procedures	15

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors – Not Applicable	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

EXHIBIT INDEX	20

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$45,926	$1,028

Total Current Assets	45,926	1,028

TOTAL ASSETS	$45,926	$1,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$90,882	$87,491
Payable-related party	25,600	12,600

Total Current Liabilities	116,482	100,091

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value; 50,000,000 shares authorized; 2,600,000 and 2,000,000 shares issued and outstanding, respectively	260	200
Additional paid-in capital	56,740	1,800
Accumulated deficit	(127,556)	(101,063)

Total Stockholders' Equity (Deficit)	(70,556)	(99,063)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,926	$1,028

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on October 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	14,994	17,575	35,075	38,824	136,138

Total Operating Expenses	14,994	17,575	35,075	38,824	136,138

LOSS FROM OPERATIONS	(14,994)	(17,575)	(35,075)	(38,824)	(136,138)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	-	-	8,582	-	8,582

LOSS BEFORE INCOME TAXES	(14,994)	(17,575)	(26,493)	(38,824)	(127,556)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(14,994)	$(17,575)	$(26,493)	$(38,824)	$(127,556)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are a integral part of these financials statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception	2,000,000	$200	$1,800	$-	$2,000

Net loss from inception through year ended December 31, 2006	-	-	-	(26,372)	(26,372)

Balance, December 31, 2006	2,000,000	200	1,800	(26,372)	(24,372)

Net loss for the year ended ended December 31, 2007	-	-	-	(74,691)	(74,691)

Balance, December 31, 2007	2,000,000	200	1,800	(101,063)	(99,063)

Common stock issued for cash at $0.10 per share	500,000	50	49,950	-	50,000

Common stock issued for services at $0.10 per share	100,000	10	9,990	-	10,000

Stock offering costs paid	-	-	(5,000)	-	(5,000)

Net loss for the six months ended June 30, 2008	-	-	-	(26,493)	(26,493)

Balance, June 30, 2008	2,600,000	$260	$56,740	$(127,556)	$(70,556)

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six	For the Six	on October 21,
	Months Ended	Months Ended	2004 Through
	June 30,	June 30,	June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(26,493)	$(38,824)	$(127,556)
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	10,000	-	10,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	3,391	31,704	90,882

Net Cash Used by Operating Activities	(13,102)	(7,120)	(26,674)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Advances from stockholder	13,000	6,500	25,600
Net proceeds from issuance of common stock	45,000	-	47,000

Net Cash Provided by Financing Activities	58,000	6,500	72,600

NET INCREASE/DECREASE IN CASH	44,898	(620)	45,926

CASH AT BEGINNING OF PERIOD	1,028	1,665	-

CASH AT END OF PERIOD	$45,926	$1,045	$45,926

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
Notes to Financial Statements
June 30, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

The Company has no operating history, and did not have any revenues or earnings from operations as of June 30, 2008. The Company did have a gain on extinguishment of debt from a negotiated settlement of $8,582 as of June 30, 2008. The $8,582 resulted from a negotiated settlement with the Company’s former auditors whereby the Company paid $10,000 on the amount of fees due, resulting in a savings to the Company of $8,582.

In 2006, Mr. Seguso agreed to loan the Company a total of $6,100 (the “First Advance”) pursuant to the letter agreement dated as of September 30, 2006. In 2007, Mr. Seguso agreed to loan the Company a total of $6,500 to cover accrued expenses (the “Second Advance”) pursuant to the letter agreement, dated as of April 1, 2007. Also in 2007, Mr. Seguso agreed to loan the Company a total of $74,000 to cover accrued expenses (the “Third Advance”) pursuant to the letter agreement, September 1, 2007, under which Mr. Seguso loaned $13,000 during the six months ended June 30, 2008. On July 28, 2008, following the period covered by this quarterly report, Mr. Seguso loaned the Company an additional $10,000 under the Third Advance to cover incurred expenses, bringing the total amount loaned under the Third Advance up to $23,000. The First Advance, Second Advance, and Third Advance (including amounts agreed to under the Third Advance that may be loaned in the future) are collectively referred to as the “Advances.”

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

Each letter agreement provides that the Advance to which it relates is due upon the earlier of 18 months from the effective date of the Company’s Registration Statement which is April 26, 2009, or upon completion of a business combination. If at the time of any business combination, the amount due to Mr. Seguso exceeds the $50,000 of proceeds of the Company’s initial public offering, such excess amount will be returned to Mr. Seguso as a condition of the business combination. None of the letter agreements provide for the accrual or payment of interest with respect to the Advances. As of August 15, 2008, a total of $35,600 had been provided by Mr. Seguso under the Advances.

Mr. Seguso has verbally promised to loan additional amounts over the Advances to cover future offering expenses and operating expenses, as needed (the “Additional Funds”). As amounts exceeding the Advances become due in connection with the operations of the Company, Mr. Seguso shall enter into one or more letter agreement(s) for such Additional Funds on a non-interest bearing basis and repayable 18 months after the effective date of the Registration Statement or upon completion of a business combination. Indebtedness to Robert Seguso under the Advances and any Additional Funds shall be used by the Company to cover (i) offering expenses and (ii) the Company’s operating expenses. The Company expects that its future operating expenses will be comprised primarily of legal and accounting services performed in connection with the Company’s ongoing SEC reporting requirements, as well as potential fees and expenses of Meyers Associates in connection with the evaluation of and negotiation with potential business candidates. At this time there are no sources of funds, other than Mr. Seguso, from which offering and operating expenses are anticipated to be paid over the next twelve months.

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

Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings Per Share”. SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At June 30, 2008, and for all periods before, the Company had no dilutive common equivalent shares.

Results of Operations For The Three Months Ended June 30, 2008 As Compared To The Three Months Ended June 30, 2007

Revenues. The Company did not have any business operations or revenues from operations during the three months ended June 30, 2008 and 2007, respectively.

Operating expenses. We have incurred general and administrative expenses of $14,994 for the three months ended June 30, 2008 and $17,575 for the three months ended June 30, 2007. These expenses are comprised primarily of SEC and state "Blue Sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Offering and ongoing reporting obligations. The decrease in expenses resulted from the Company’s registration statement being declared effective by the Commission in October 2007, and not having that expense in the period covered by this report.

Net loss. Net loss was $14,994 or $(0.01) per share for the three months ended June 30, 2008, and $17,575 or $(0.01) per share for the three months ended June 30, 2007.

Results of Operations For The Six Months Ended June 30, 2008 As Compared To The Six Months Ended June 30, 2007

Revenues. The Company did not have any business operations or revenues from operations during the six months ended June 30, 2008 and 2007, respectively. We had a gain from extinguishment of debt of $8,582 during the six months ended June 30, 2008; however, this gain was due to savings recognized in connection with our negotiated settlement with the Company’s former auditors regarding its fees.

Operating expenses. We have incurred general and administrative expenses of $35,075 for the six months ended June 30, 2008 and $38,824 for the six months ended June 30, 2007. These expenses are comprised primarily of SEC and state "Blue Sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Offering and ongoing reporting obligations. The decrease resulted from the Company not having any further expenses for its registration statement declared effective in October 2007.

Net loss. Net loss was $26,493 or $(0.01) per share for the six months ended June 30, 2008, and $38,824 or $(0.02) per share for the six months ended June 30, 2007.

Material Changes in Financial Condition, Liquidity and Capital Resources As of June 30, 2008 as compared with December 31, 2007

The Company had cash of $45,926 as of June 30, 2008, as compared to $1,028 as of December 31, 2007. The Company had an accumulated stockholders’ deficit of $127,556 as of June 30, 2008, as compared to $101,063 as of December 31, 2007. The increase in accumulated deficit primarily reflects an increase in loan amounts due to Mr. Seguso under the Third Advance and an expense of $10,000 resulting from the issuance of 100,000 shares to Phillips Nizer LLP for forbearance in payment for services rendered. Loan amounts due to Mr. Seguso increased from $12,600 as of December 31, 2007 to $25,600 as June 30, 2008.

Net cash used in operating activities was $13,102 and $7,120 for the six months ended June 30, 2008 and 2007, respectively, and $26,674 for the period from inception on October 21, 2004 through June 30, 2008.

Net cash provided by financing activities was $58,000 and $6,500 as of June 30, 2008 and June 30, 2007, respectively, representing advances from Mr. Seguso of $13,000 under the Third Advance and $6,500 under the Second Advance for the sixth months ended June 30, 2008 and 2007, respectively; plus net proceeds of $45,000 from the issuance of Common Stock in connection with the Offering (which are held in escrow in accordance with Rule 419) during the six months ended June 30, 2008. From the Company’s inception through June 30, 2008, the Company has received an aggregate of $25,600 of proceeds of loans from Mr. Seguso, none have been repaid as of June 30, 2008.

The Company had a cash balance of $45,926 as of June 30, 2008, which represented a increase of $44,898 from the cash balance of $1,028 as of December 31, 2007 due to the receipt of net proceeds from the Offering (which are held in escrow in accordance with Rule 419).

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

On April 23, 2008, the Company completed the Offering under Rule 419 of the Securities Act of 1933, as amended, pursuant to a Registration Statement (Commission File Number: 333-122697) declared effective by the Securities and Exchange Commission on October 26, 2007.

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

The Company’s financial position raises substantial doubt about our ability to find an acquisition candidate. The Company's accumulated deficit, lack of operations and sources of revenues raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is questioned in Note 2 to the Financial Statements included in Part I of this quarterly report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with the provision of Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008 was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) As of June 4, 2008, the Company issued 100,000 shares of its common stock to the law firm of Phillips Nizer LLP, in consideration for such law firm’s forbearance with respect to unpaid amounts owed to it for services previously rendered to the Company. Accordingly, no cash proceeds were received by the Company in connection with such issuance. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriter or placement agent was involved and no sales commissions were paid.

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

Between October 26, 2007, the effective date of the Registration Statement, and June 30, 2008, the amount of expenses incurred for the Company’s account in connection with the issuance and distribution of the securities sold pursuant to the Offering is reasonably estimated by the Company to be $5,000, comprised of legal expenses. The Offering was completed on April 23, 2008, during the period to which this quarterly report relates. During the quarter, the Company has had available for its use only $5,000 of the $50,000 of gross proceeds of the Offering and the Company has used such $5,000 of funds to pay legal fees in connection with the Offering. None of the expenses or payments described above were owed or paid to directors or officers of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. In the event that the $45,000 of escrowed proceeds of the Offering are, at a future date, released to the Company, net proceeds of the Offering to the Company after deduction of the $5,000 of legal expenses described above would total $45,000 plus accrued interest.

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

10.1
Form of Subscription Agreement for the Rule 419 Offering under the Prospectus. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on April 15, 2008.)

10.2
Form of Escrow Agreement for the Rule 419 Offering under the Prospectus. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on April 15, 2008.)

*31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SEGUSO HOLDINGS, INC.

August 18, 2008	By:	/s/ Robert Seguso
Robert Seguso President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.