Form 10-Q
period 2007-09-30
SEGUSO HOLDINGS INC
filed 2008-09-09
CIK 1316859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2007, the Company had outstanding 2,000,000 shares of Common Stock, par value $.0001 per share.

Seguso Holdings, Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2007

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$1,045	$1,665

Total Current Assets	1,045	1,665

TOTAL ASSETS	$1,045	$1,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$73,710	$19,937
Payable-related party	12,600	6,100

Total Current Liabilities	86,310	26,037

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value; 50,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	1,800	1,800
Accumulated deficit	(87,265)	(26,372)

Total Stockholders' Equity (Deficit)	(85,265)	(24,372)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,045	$1,665

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on October 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	25,818	48	60,893	6,159	87,265

Total Operating Expenses	25,818	48	60,893	6,159	87,265

LOSS FROM OPERATIONS	(25,818)	(48)	(60,893)	(6,159)	(87,265)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(25,818)	(48)	(60,893)	(6,159)	(87,265)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(25,818)	$(48)	$(60,893)	$(6,159)	$(87,265)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are a integral part of these financials statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception	2,000,000	$200	$1,800	$-	$2,000

Net loss from inception through ended December 31, 2006	-	-	-	(26,372)	(26,372)

Balance, December 31, 2006	2,000,000	200	1,800	(26,372)	(24,372)

Net loss for the three months ended ended September 30, 2007	-	-	-	(60,893)	(60,893)

Balance, September 30, 2007	2,000,000	$200	$1,800	$(87,265)	$(85,265)

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine	For the Nine	on October 21,
	Months Ended	Months Ended	2004 Through
	September 30,	September 30,	September 30,
	2007	2006	2007

OPERATING ACTIVITIES

Net loss	$(60,893)	$(6,159)	$(87,265)
Adjustments to reconcile net income to net cash provided by operating activities: Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	53,773	-	73,710

Net Cash Used by Operating Activities	(7,120)	(6,159)	(13,555)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Advances from stockholder	6,500	6,000	12,600
Net proceeds from issuance of common stock	-	-	2,000

Net Cash Provided by Financing Activities	6,500	6,000	14,600

NET INCREASE (DECREASE) IN CASH	(620)	(159)	1,045

CASH AT BEGINNING OF PERIOD	1,665	1,872	-

CASH AT END OF PERIOD	$1,045	$1,713	$1,045

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
Notes to Financial Statements
September 30, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it commences principal operations and ultimately attains profitability. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Liquidity and Capital Resources

The Company has no operating history, and did not have any revenues or earnings from operations as of September 30, 2007.

In 2006, Mr. Seguso agreed to loan the Company a total of $6,100 (the “First Advance”) pursuant to the letter agreement dated as of September 30, 2006. In 2007, Mr. Seguso agreed to loan the Company a total of $6,500 to cover accrued expenses (the “Second Advance”) pursuant to the letter agreement, dated as of April 1, 2007. Also in 2007, Mr. Seguso agreed to loan the Company a total of $74,000 to cover accrued expenses (the “Third Advance”) pursuant to the letter agreement dated September 1, 2007; provided however, that Mr. Seguso did not loan any funds under the Third Advance during the nine months ended September 30, 2007. The First Advance, Second Advance,and Third Advance (including amounts agreed to under the Third Advance that may be loaned in the future) are collectively referred to as the “Advances.”

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

Each letter agreement provides that the Advance to which it relates is due upon the earlier of 18 months from the effective date of the Company’s Registration Statement on Form SB-2 originally filed on February 10, 2005, including all amendments there to, (the “Registration Statement”),which date is on or about April 26, 2009, or upon completion of a business combination. If at the time of any business combination, the amount due to Mr. Seguso exceeds the $50,000 of proceeds of the Company’s initial public offering, such excess amount will be returned to Mr. Seguso as a condition of the business combination. None of the letter agreements provide for the accrual or payment of interest with respect to the Advances. As of September 30, 2007, a total of $12,600 had been provided by Mr. Seguso under the Advances.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings Per Share”. SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At September 30, 2007, and for all periods before, the Company had no dilutive common equivalent shares.

Material Changes in Results of Operations For The Three Months Ended September 30, 2007 As Compared To The Three Months Ended September 30, 2006

Revenues. The Company did not have any business operations or revenues from operations during the three months ended September, 2007 and 2006, respectively.

Operating expenses. We have incurred general and administrative expenses of $25,818 for the three months ended September 30, 2007 and $48 for the three months ended September 30, 2006. These expenses are comprised primarily of SEC and state "blue sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Registration Statement.

Net loss. Net loss was $25,818 or $(0.01) per share for the three months ended September 30, 2007, and $48 or $(0.00) per share for the three months ended September 30, 2006.

Material Changes in Results of Operations For The Nine Months Ended September 30, 2007 As Compared To The Nine Months Ended September 30, 2006

Revenues. The Company did not have any business operations or revenues from operations during the nine months ended September 30, 2007 and 2006, respectively.

Operating expenses. We have incurred general and administrative expenses of $60,893 for the nine months ended September 30, 2007 and $6,159 for the nine months ended September 30, 2006. These expenses are comprised primarily of SEC and state "blue sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Registration Statement.

Net loss. Net loss was $60,893 or $(0.03) per share for the nine months ended September 30, 2007, and $6,159 or $(0.00) per share for the nine months ended September 30, 2006.

Material Changes in Financial Condition As of September 30, 2007 as compared with December 31, 2006

The Company had cash balance of $1,045 as of September 30, 2007, which represented a decrease of $620 from the cash balance of $1,665 as of December 31, 2006. The Company had an accumulated stockholders’ deficit of $87,265 as of September 30, 2007, as compared to $26,372 as of December 31, 2006, due mainly as a result of a significant increase in accrued expenses from $19,937 as of December 31, 2006 to $73,710 as of September 30, 2007, in addition to increases in loan amounts due to Mr. Seguso from $6,100 as of December 31, 2007 to $12,600 as September 30, 2007.

Net cash used in operating activities was $7,120 and $6,159 for the nine months ended September 30, 2007 and 2006, respectively, and $13,555 for the period from inception on October 21, 2004 through September 30, 2007.

The Company did not receive any cash proceeds from investing activities.

Net cash provided by financing activities was $6,500 and $6,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively, representing advances from Mr. Seguso of $6,100 under the First Advance (of which amount, $100 was advanced prior to December 31, 2005) and $6,500 under the Second Advance. From the Company’s inception through September 30, 2007, the Company has received an aggregate of $12,600 of proceeds of loans from Mr. Seguso, none have been repaid as of September 30, 2007.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2007 was made under the supervision and with the participation of our management, including our Chief Executive Officer. Based on that evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SEGUSO HOLDINGS, INC.

September 9, 2008	By:	/s/ Robert Seguso
Robert Seguso President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.