Form 10-Q
period 2008-09-30
SEGUSO HOLDINGS INC
filed 2008-11-14
CIK 1316859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting
(Do not check if a smaller reporting company)	company ☒

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

As of November 14, 2008, the Company had outstanding 2,600,000 shares of Common Stock, par value $.0001 per share.

Seguso Holdings, Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$50,966	$1,028

Total Current Assets	50,966	1,028

TOTAL ASSETS	$50,966	$1,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$93,439	$87,491
Payable-related party	35,600	12,600

Total Current Liabilities	129,039	100,091

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value;
5,000,000 shares authorized; no
shares issued and outstanding	-	-
Common stock: $0.0001 par value;
50,000,000 shares authorized; 2,600,000 and 2,000,000
shares issued and outstanding, respectively	260	200
Additional paid-in capital	56,740	1,800
Accumulated deficit	(135,073)	(101,063)

Total Stockholders' Equity (Deficit)	(78,073)	(99,063)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$50,966	$1,028

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on October 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	7,517	25,818	42,592	60,893	143,655

Total Operating Expenses	7,517	25,818	42,592	60,893	143,655

LOSS FROM OPERATIONS	(7,517)	(25,818)	(42,592)	(60,893)	(143,655)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	-	-	8,582	-	8,582

LOSS BEFORE INCOME TAXES	(7,517)	(25,818)	(34,010)	(60,893)	(135,073)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(7,517)	$(25,818)	$(34,010)	$(60,893)	$(135,073)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are a integral part of these financials statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception	2,000,000	$200	$1,800	$-	$2,000

Net loss from inception through
year ended December 31, 2006	-	-	-	(26,372)	(26,372)

Balance, December 31, 2006	2,000,000	200	1,800	(26,372)	(24,372)

Net loss for the year ended
December 31, 2007	-	-	-	(74,691)	(74,691)

Balance, December 31, 2007	2,000,000	200	1,800	(101,063)	(99,063)

Common stock issued for cash at
$0.10 per share	500,000	50	49,950	-	50,000

Common stock issued for services at
$0.10 per share	100,000	10	9,990	-	10,000

Stock offering costs paid	-	-	(5,000)	-	(5,000)

Net loss for the nine months ended
September 30, 2008	-	-	-	(34,010)	(34,010)

Balance, September 30, 2008	2,600,000	$260	$56,740	$(135,073)	$(78,073)

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine	For the Nine	on October 21,
	Months Ended	Months Ended	2004 Through
	September 30,	September 30,	September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(34,010)	$(60,893)	$(135,073)
Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	10,000	-	10,000
Changes in operating assets
and liabilities:
Increase (decrease) in
accrued expenses	5,948	53,773	93,439

Net Cash Used by
Operating Activities	(18,062)	(7,120)	(31,634)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Advances from stockholder	23,000	6,500	35,600
Net proceeds from issuance of common stock	45,000	-	47,000

Net Cash Provided by
Financing Activities	68,000	6,500	82,600

NET INCREASE (DECREASE) IN CASH	49,938	(620)	50,966

CASH AT BEGINNING OF PERIOD	1,028	1,665	-

CASH AT END OF PERIOD	$50,966	$1,045	$50,966

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGUSO HOLDINGS, INC.
Notes to Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – RELATED PARTY NOTE PAYABLE

On July 28, 2008, the Company was advanced $10,000 from its controlling shareholder pursuant to the Letter Agreement dated September 1, 2007 (the “Third Advance”), providing for such controlling shareholder’s agreement to loan the Company up to $74,000. The advance is consistent with the terms of the Third Advance and is non interest bearing, unsecured and due upon the earlier of 18 months from the effective date of the Company’s registration statement, which was declared effective on October 26, 2007, or upon completion of the Company’s business combination.

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

Liquidity and Capital Resources

The Company has no operating history, and did not have any revenues or earnings from operations as of September 30, 2008. During the nine months ended September 30, 2008, the Company did have a gain on extinguishment of debt from a negotiated settlement of $8,582 which occurred in the second quarter. The $8,582 resulted from a negotiated settlement with the Company’s former auditors, whereby the Company paid $10,000 on the amount of fees due, resulting in a savings to the Company of $8,582.

In 2006, Mr. Seguso agreed to loan the Company a total of $6,100 (the “First Advance”) pursuant to the letter agreement dated as of September 30, 2006. In 2007, Mr. Seguso agreed to loan the Company a total of $6,500 to cover accrued expenses (the “Second Advance”) pursuant to the letter agreement, dated as of April 1, 2007. Also in 2007, Mr. Seguso agreed to loan the Company up to $74,000 to cover accrued expenses (the “Third Advance”) pursuant to the letter agreement, dated September 1, 2007, under which Mr. Seguso advanced $23,000 during the nine months ended September 30, 2008, which amount includes $10,000 which was advanced by Mr. Seguso on July 28, 2008 under the Third Advance. The First Advance, Second Advance, and Third Advance (including amounts that may be advanced thereunder) are collectively referred to as the “Advances.”

A copy of the letter agreement relating to the First Advance has been filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed on February 9, 2007. A copy of the letter agreement relating to the Second Advance has been filed Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007. A copy of the letter agreement relating to the Third Advance has been filed as Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed on October 4, 2007. Each letter agreement provides that the Advance to which it relates is due upon the earlier of 18 months from the effective date of the Company’s Registration Statement (which date is April 26, 2009), or upon completion of a business combination. If at the time of any business combination, the amount due to Mr. Seguso exceeds the $50,000 of gross proceeds of the Company’s initial public offering, such excess amount will be returned to Mr. Seguso as a condition of the business combination. None of the letter agreements provide for the accrual or payment of interest with respect to the Advances. As of September 30, 2008, a total of $35,600 had been provided by Mr. Seguso under the Advances.

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

As more fully set forth below, on April 23, 2008 the Company completed the Offering under Rule 419 of the Securities Act of 1933, as amended, pursuant to which the Company sold a total of 500,000 shares of the Company’s common stock, par value $.0001 per share for an aggregate purchase price of $50,000. Upon the completion of the Offering, $5,000 (or ten percent) of the $50,000 gross proceeds were released to the Company pursuant to Rule 419(b)(2)(vi) to pay for certain offering expenses. The remaining $45,000 of net proceeds of the Offering and the securities issued to subscribers were placed in escrow (non-interest bearing, with respect to the escrowed funds) and may not be released to the Company until an acquisition meeting certain specified criteria has been made within 18 months of the effective date of the Registration Statement and a sufficient number of subscribers reconfirm their investment in accordance with the procedures set forth in Rule 419 (the "Reconfirmation Offering"). The release from escrow of the $45,000 of net proceeds of the Offering would have a material effect on the Company’s cash position; however, there can be no assurance that the conditions to such release will be satisfied or that the escrowed funds will be released to the Company as opposed to being returned to subscribers.

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

Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings Per Share.” SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At September 30, 2008, and for all periods before, the Company had no dilutive common equivalent shares.

Results of Operations For The Three Months Ended September 30, 2008 As Compared To The Three Months Ended September 30, 2007

Revenues. The Company did not have any business operations or revenues from operations during the three months ended September 30, 2008 and 2007, respectively.

Operating expenses. We have incurred general and administrative expenses of $7,517 for the three months ended September 30, 2008 and $25,818 for the three months ended September 30, 2007. These expenses are comprised primarily of SEC and state "blue sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Offering and ongoing reporting obligations. The decrease in expenses resulted from the Company’s registration statement being declared effective by the Commission in October 2007, and not having that expense in the period covered by this report.

Net loss. Net loss was $7,517 or $(0.00) per share for the three months ended September 30, 2008, and $25,818 or $(0.01) per share for the three months ended September 30, 2007.

Results of Operations For The Nine Months Ended September 30, 2008 As Compared To The Nine Months Ended September 30, 2007

Revenues. The Company did not have any business operations or revenues from operations during the nine months ended September 30, 2008 and 2007, respectively. We had a gain from extinguishment of debt of $8,582 during the nine months ended September 30, 2008; however, this gain was due to savings recognized in connection with our negotiated settlement with the Company’s former auditors regarding its fees.

Operating expenses. We have incurred general and administrative expenses of $45,592 for the nine months ended September 30, 2008 and $60,893 for the nine months ended September 30, 2007. These expenses are comprised primarily of SEC and state "blue sky" filing fees, legal and accounting fees, professional fees and other expenses incurred in connection with the Company’s Offering and ongoing reporting obligations. The decrease resulted from the Company not having any further expenses for its registration statement declared effective in October 2007.

Net loss. Net loss was $34,010 or $(0.02) per share for the nine months ended September 30, 2008, and $60,893 or $(0.03) per share for the nine months ended September 30, 2007.

Material Changes in Financial Condition, Liquidity and Capital Resources As of September 30, 2008 as compared with December 31, 2007

The Company had cash of $50,966 as of September 30, 2008, as compared to $1,028 as of December 31, 2007. The Company had an accumulated stockholders’ deficit of $135,073 as of September 30, 2008, as compared to $101,063 as of December 31, 2007. The increase in accumulated deficit primarily reflects an increase in paid in capital of $54,940 as a result of the Offering, an increase of $23,000 in loan amounts due to Mr. Seguso, which amount was provided under the Third Advance, and an increase in accrued expenses of $5,948 from December 31, 2007. Loan amounts due to Mr. Seguso increased from $12,600 as of December 31, 2007 to $35,600 as September 30, 2008, of which amount $10,000 was advanced by Mr. Seguso under the Third Advance during the quarter ended September 30, 2008.

Net cash used in operating activities was $18,062 and $7,120 for the nine months ended September 30, 2008 and 2007, respectively, and $31,634 for the period from inception on October 21, 2004 through September 30, 2008.

Net cash provided by financing activities was $68,000 and $6,500 as of September 30, 2008 and September 30, 2007, respectively, representing advances from Mr. Seguso of $23,000 under the Third Advance and $6,500 under the Second Advance for the nine months ended September 30, 2008 and 2007, respectively, as well as net proceed of $45,000 from the issuance of Common Stock in connection with the Offering during the nine months ended September 30, 2008 (which amounts remain held in escrow pursuant to Rule 419). From the Company’s inception through September 30, 2008, the Company has received an aggregate of $35,600 of proceeds of loans from Mr. Seguso, none have been repaid as of September 30, 2008.

The Company had a cash balance of $50,966 as of September 30, 2008, which represented a increase of $49,938 from the cash balance of $1,028 as of December 31, 2007 due to the receipt of net proceeds from the Offering (which are held in escrow in accordance with Rule 419).

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2008 was made under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SEGUSO HOLDINGS, INC.
November 14, 2008	By:	/s/ Robert Seguso
Robert Seguso President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description

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